Form 10-Q
period 2015-03-31
Gen3Bio, Inc.
filed 2015-05-20
CIK 1623877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 001-34689

GEN3BIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1470272
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4000 W. 106th Street, Suite 125
Carmel, Indiana	46032
(Address of Principal Executive Office)	(Zip Code)

(317) 564-9282
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No[X]

The number of shares of common stock outstanding as of May 10, 2015 is 60,112,500

GEN3BIO, INC.
FORM 10-Q
TABLE OF CONTENTS

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Gen3Bio” or the “Company” shall refer to Gen3Bio, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEN3BIO, INC.
CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash	$2,302	$100
Long-Term Assets
Computer and Equipment, net	1,502	—
Total Assets	$3,804	$100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts Payable and Accrued Expenses	$224,484	$57,633
Due to Related Parties	—	100
Total Liabilities	224,484	57,733
Shareholders’ Deficit
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 350,000,000 shares authorized; 60,112,500 and 59,500,000 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	60,113	59,500
Additional Paid In Capital	15,138	3,500
Common Stock Subscribed, not issued	—	(12,500)
Accumulated Deficit	(295,931)	(108,133)
Total Shareholders’ Deficit	(220,680)	(57,633)
Total Liabilities and Shareholders’ Deficit	$3,804	$100

See accompanying notes to unaudited condensed financial statements.

GEN3BIO, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended	Six Months Ended
	March 31, 2015	March 31, 2015
Operating Expenses:
Selling, General and Administrative	$90,356	$187,798
Loss from Operations	(90,356)	(187,798)
Other Income and Expense	—	—
Loss Before Income Tax Provision	(90,356)	(187,798)
Provision for Income Taxes	—	—
Net Loss	$(90,356)	$(187,798)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	60,112,500	60,109,135

See accompanying notes to unaudited condensed financial statements.

GEN3BIO, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

Six Months Ended
March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(187,798)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation expense	137
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	166,851
NET CASH USED IN OPERATING ACTIVITIES	(20,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment, and Intangibles	(1,639)
NET CASH USED IN INVESTING ACTIVITIES	(1,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party debt	(100)
Proceeds from Issuance of Common Stock and Subscriptions	24,751
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,651
NET INCREASE (DECREASE) IN CASH	2,202
CASH, BEGINNING OF PERIOD	100
CASH, END OF PERIOD	$2,302
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$—
Income Taxes	$—

See accompanying notes to unaudited condensed financial statements.

GEN3BIO, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.	ORGANIZATION AND GOING CONCERN

Gen3Bio, Inc. (“G3B” or “Company”) was incorporated under the laws of the State of Nevada on July 25, 2014, and is engaged in the business of developing a new technology to transform algae into biofuels and bioplastics. G3B is focused on producing proprietary specialty chemicals. The Company intends to outsource production but retain the intellectual property to license to large conglomerates. The new technology to transform algae into biofuels and bioplastics is important to enhance research on non-food crops as G3B expects a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project that we are introducing, and our R&D department is contemplating the development of additional non-food crop-based materials in future years.

The Company commenced operations in July 2014 and has since devoted substantially all its efforts to the acquisition of in-licensed products and services and recruitment of personnel. The Company has a limited operating history and the revenue and income potential of the Company’s business and market are unproven. The Company incurred a net loss of $(295,931) since its inception, has a limited operating history upon which to evaluate its business and prospects, and will incur significant costs and expenses related to its ongoing operations. At March 31, 2015, the Company had cash of $2,302, and a working capital deficit of $222,182. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company has funded its operations primarily through issuance of common stock through subscription agreements. There can be no assurance that the Company will be able to obtain equity or new debt financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company's business, results of operations, and future prospects, including its ability to continue as a going concern.

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the six months ended March 31, 2015 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that impact the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from those estimated amounts and assumptions used in the preparation of the financial statements.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. Because the impact of these items is anti-dilutive during period of net loss in the accompanying financial statements, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the period from inception ended March 31, 2015. There are no such anti-dilutive common share equivalents outstanding as March 31, 2015 which were excluded from the calculation of diluted loss per common share.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company believes that the adoption of this guidance will not have a material impact on its financial statements.

3.	SHAREHOLDERS’ DEFICIT

The Company has authorized 5,000,000 shares of preferred stock and 350,000,000 shares of common stock for issuance, of which 60,112,500 of common stock were issued and outstanding as of March 31, 2015. During the six months ended March 31, 2015, the Company issued 612,500 shares of common stock for proceeds of $12,250 in accordance with Subscription Agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	inability to raise sufficient additional capital to finance operations;
•	potential fluctuation in quarterly results;
•	worsening economic conditions affecting the economic health of our clients;
•	uncertain global economic conditions
•	failure to earn profits;
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	decline in demand for our products and services;
•	inability to source raw materials in sufficient quantities to support growth in customer demand;
•	rapid and significant changes in markets and other factors, including national, state and local legislation, that encourage use of bioplastics;
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline;”
•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs;

There can be no assurance that we will be profitable. We may not be able to successfully manage or market our products, attract or retain qualified executives and technology personnel or obtain additional customers for our products. Our products may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our business.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW

General

Gen3Bio, Inc., is engaged in the business of developing new technologies to transform algae and other foodstocks into biofuels and bioplastics. Gen3Bio is focused on producing proprietary specialty chemicals. The Company intends to outsource production but retain the intellectual property to license to large conglomerates. The new technology to transform algae into biofuels and bioplastics is important to enhance research on non-food crops as Gen3Bio expects a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project that we are introducing, and our R&D department is contemplating the development of additional non-food crop-based materials in future years.

To successfully execute our business plan, we will need to successfully license or develop technologies to produce biofuels and specialty chemicals from biobased feedstocks. We will be unable to do so if we are unable to license necessary patents from current patent holders, if we are unable to finance the pilot and small scale testing of our technologies, and if we are unable to negotiate larger scale production using our technologies.

Plan of Operations

Gen3Bio, incorporated under the laws of the State of Nevada on July 25, 2014, is a development-stage company focused on developing technologies for the production of biobased specialty chemicals and biopolymers. The feedstocks we contemplate using are non-food feedstocks including algae, agricultural waste such as corn stover, corn cobs and rice husks, wood product byproducts and food production waste.

Through technologies and chemistries to be developed in-house as well as technology to be licensed from universities and research organizations, Gen3Bio will scale-up any lab-proven technologies to pilot and then small commercial scale quantities; this work will likely be performed at appropriate contract facilities. Using contract facilities will allow Gen3Bio to not spend time and resources to develop its own labs, which may need to be different for each technology or chemistry we are targeting. By not building and maintaining its own labs, Gen3Bio can leverage the expertise of the contract facilities, and it is anticipated that funds generated from licensing out any technologies developed can then be reinvested in the development of additional technologies.

Our technology focus will be on non-GMO feedstocks, bacteria and yeast, as well as chemistries that reduce waste and reduce cost to produce the final biobased chemical or biopolymer. The biobased chemicals to be targeted will be higher volume biobased chemicals with the goal to reduce the final cost to levels competitive with traditional petrochemical feedstocks, and we will target those biobased chemicals that may be not be readily available from petrochemical feedstocks.

We are currently in negotiations with the University of Toledo (the “University”) to acquire joint development and marketing rights to a patent portfolio owned by the University, to develop such intellectual property in University facilities and laboratories, and to finance additional work to jointly secure additional related intellectual property. We have been in negotiations with the University for several months but have not yet finalized or formalized any agreement with them. A draft confidential License Agreement By and Between The University of Toledo And Gen3Bio, Inc. was prepared by the University and sent to the Company, and several revised drafts have been circulated by the parties but have not been executed. We are currently operating out of an office at the University and have been working with the University to develop the Company’s conceptualized algae-based technologies since July of 2014, conducting research relating to the Company’s novel process in conjunction with Dr. Sridhar Viamajala and Dr. Kana Yamamoto of the University. We have been conducting such research in a laboratory setting at the University since December of 2014. We have also prepared two grant requests in collaboration with the University since July of 2014, and are in the process of finalizing a third. There is no assurance that we will be successful in finalizing a license and development agreement with the University or that we will receive any grant funding.

During the next twelve months, the Company intends to concentrate on specific algae-based research in collaboration with the University at the Company’s new office within the LaunchPad Incubator building at the University. The Company estimates that for the next six months it will be concentrating on validation and scale up to the pilot scale of a novel technology for extracting and fermenting the cell contents of algae biomass at close to room temperature and standard pressures. To do so will require approximately $250,000 in funding, to be used for personnel and staffing expenses, the purchase of raw materials, and building up the patent portfolio.

Following the initial validation process, the Company intends to continue scaling up the algae-based technologies to larger reactor sizes and to start limited test marketing, during which the Company anticipates that it will sell biofuel, bioplastics, and other specialty chemicals below cost to validate the interest of the market, as well as to explore the limitation of the chemicals when used in commercial quantities in customers’ commercial applications. This phase will require about $2,000,000 in funding to permit the Company to scale up from the pilot scale to small commercial scale, which will be used for equipment, raw materials, personnel and marketing costs. While scaling up from pilot to small commercial scale, the Company expects to pursue additional research efforts with the University of Toledo on the Company’s second phase of targeted technologies, which will be focused on converting sugars from bio-feedstocks into multifunctional chemical building blocks that can be used to produce specialty chemicals. This type of technology is important because it will allow the Company to explore new markets based on biobased non-algae feedstocks. Currently, the Company estimates this second phase of research through small pilot scale to last at least nine additional months or to about the end of 2016. The cost of this research is currently anticipated to be around $500,000, but may be much greater depending on the viability of the technology and the difficulties associated with developing it. Further scale-up of the technology to small commercial scale is anticipated to require an additional $2,000,000 in funding.

To finance its operations in 2015 and in 2016, the Company is initially focusing on a combination of equity and government grant financing. Beyond the current placement of $500,000 of common stock pursuant to a registered public offering, the Company has filed two confidential grant applications with the State of Ohio in collaboration with the University of Toledo and is in the process of preparing a confidential grant application with the US Department of Energy. These grants, if obtained, may provide the Company up to $5,000,000 in funding. However, there is no assurance that the Company will receive any grant funds. As the possibility of grant funding is uncertain, the Company is currently planning on completing additional equity financing. We have not identified any potential investors for that funding, and there can be no assurance that we will ever receive any equity funding.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between three and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Assets under construction are not depreciated until placed into service.

Deferred Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended March 31, 2015 were $90,356 and $187,798, respectively. Costs were primarily related to personnel costs, public company expenses, travel and marketing expenses to generate business development opportunities.

Net Loss

Net loss for the three and six months ended March 31, 2015 were $90,356 and $187,798, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2015, only reflects assets of $3,804, consisting of cash and cash equivalents and computer equipment. Our cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate or expand operations to date. At March 31, 2015, we had (1) accrued payroll and benefits of $206,489 due to two employees for the period from August, 2014, to March, 2015; and (2) a working capital deficit of $222,182.

We expect cash and cash equivalents and expected cash flows from operations to be sufficient to cover operating expenses for the next three months only.

We anticipate that we will continue generating losses and, therefore, will be unable to continue operations in the future if we are unable to acquire additional capital by issuing debt or equity or entering into a strategic arrangement with a third party for funding. We initially plan on completing the registered public offering of our common stock and raising $500,000 of capital, which would be sufficient for us to operate for the next twelve months. However, there can be no assurance that additional capital will be available to us, either through the registered public offering, through other equity financing, or through debt financing. We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources. Finally, we have applied for two State of Ohio grants, and we are in the process of preparing a grant application to file with the US Department of Energy, which in the aggregate could fund $5,000,000 over the next two-to-three years, but there can be no assurance that we will obtain any grant funds.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies, such as hedging, to help manage the risks. At the present time, we do not have any hedging programs in place and we are not trading in any financial or derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our Chief Executive Officer (Principal Executive Officer) and President and Chief Financial Officer (Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2015, our Company's disclosure controls and procedures were not effective to provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Management’s Report on Internal Control Over Financial Reporting

As a smaller reporting company and emerging growth company, we are not required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on November 7, 2014).
3.2	By-Laws of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on November 7, 2014).
14.1	Code of Ethics of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on November 7, 2014).
31.1	Certification of Principal Executive Officer required by Rule 13a14(1) or Rule 15d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a14(1) or Rule 15d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101

XBRL (Extensible Business Reporting Language) The following materials from Gen3Bio, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2015

GEN3BIO, INC.

By:	/s/ Kelvin Okamoto
Kelvin Okamoto
Chief Executive Officer
(Principal Executive Officer)